Form 10-K
period 2007-12-31
Holmes Master Issuer
filed 2008-03-31
CIK 1394660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from __________ to _________

Commission file number 333-139944

Holmes Master Issuer PLC	Holmes Funding Limited	Abbey National PLC
(Exact name of issuing entity as specified in its charter)	(Exact name of depositary as specified in its charter)	(Exact name of sponsor as specified in its charter)

United Kingdom	United Kingdom	United Kingdom
(Jurisdiction of Incorporation or Organization)

Abbey National House 2 Triton Square Regent’s Place London NW1 3AN United Kingdom (011-44-20) 7756 6302/5	Abbey National House 2 Triton Square Regent’s Place London NW1 3AN United Kingdom (011-44-20) 7756 6302/5	Abbey National House 2 Triton Square Regent’s Place London NW1 3AN United Kingdom (011-44-20) 7756 6302/5
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of
the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.

Item 1A. Risk Factors.

Item 2. Properties.

Item 3. Legal Proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6. Selected Financial Data.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A. Controls and Procedures.

Item 9B. Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Holmes Master Issuer

The following sets out the names, ages, business addresses and business occupations of the directors of Holmes Master Issuer as of December 31, 2007.

Name	Business address	Business occupation	Age	Term of office

Martin McDermott	Tower 42 International Financial Centre 25 Old Broad Street London EC2N 1HQ	Executive Director of Wilmington Trust SP Services (London) Limited	45	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Wilmington Trust SP Services (London) Limited	Tower 42 International Financial Centre 25 Old Broad Street London EC2N 1HQ	Management of Special Purpose Companies	—	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Ruth Samson	Tower 42 International Financial Centre 25 Old Broad Street London EC2N 1HQ	Solicitor	35	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

David Green	Abbey National House 2 Triton Square Regent’s Place London NW1 3AN	Finance Director, Banking Entities	52	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Mark Filer	Tower 42 International Financial Centre 25 Old Broad Street London E2N 1HQ	Executive Director of Wilmington Trusts Services (London) Limited	40	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Abbey National plc, the sponsor of the Holmes Master Issuer programme, has caused David Green, an employee of Abbey National plc, to be a director of Holmes Master Issuer plc. David Green does not receive any compensation for acting as director.

The directors’ (other than David Green’s) principal activities include the provision of directors and corporate management services to structured finance transactions as directors on the board of Wilmington Trust SP Services (London) Limited.

The company secretary of Holmes Master Issuer is:

Abbey National Secretariat Services Limited

Abbey National House

2 Triton Square

Regent’s Place

London NW1 3AN

In accordance with the issuing entity Corporate Services Agreement (as defined below), Wilmington Trust SP Services (London) Limited provides the directors of Holmes Master Issuer a registered and administrative office, the service of a company secretary, the arrangement of meetings of directors and shareholders and the procurement of book-keeping services and preparation of accounts. No other remuneration is paid by Holmes Master Issuer to or in respect of any director or officer of Holmes Master Issuer for acting as such.

Holmes Funding Limited

The following table sets out the directors of Holmes Funding Limited and their respective business addresses and occupations as of December 31, 2007.

Name	Business address	Business occupation	Age	Term of office

Martin McDermott	Tower 42 International Financial Centre 25 Old Broad Street London EC2N 1HQ	Executive Director of Wilmington Trust SP Services (London) Limited	45	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Wilmington Trust SP Services (London) Limited	Tower 42 International Financial Centre 25 Old Broad Street London EC2N 1HQ	Management of Special Purpose Companies	—	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Ruth Samson	Tower 42 International Financial Centre 25 Old Broad Street London EC2N 1HQ	Solicitor	35	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

David Green	Abbey National House 2 Triton Square Regent’s Place London NW1 3AN	Finance Director, Banking Entities	52	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Mark Filer	Tower 42 International Financial Centre 25 Old Broad Street London E2N 1HQ	Executive Director of Wilmington Trusts Services (London) Limited	40	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

David Green is an employee of Abbey National plc. There are no other potential conflicts between any duties owed to Holmes Funding Limited by the persons referred to above and their private interests and or other duties.

The company secretary of Holmes Funding Limited is:

Abbey National Secretariat Services Limited

Abbey National House

2 Triton Square

Regent’s Place

London NW1 3AN

In accordance with the Corporate Services Agreement, Wilmington Trust SP Services (London) Limited provides the directors of Holmes Funding Limited a registered and administrative office, the service of a company secretary, the arrangement of meetings of directors and shareholders and the procurement of book-keeping services and preparation of accounts. No other remuneration is paid by Holmes Funding Limited to or in respect of any director or officer of Holmes Master Issuer for acting as such.

The directors of Wilmington Trust SP Services (London) Limited and their principal activities as of December 31, 2007 are as follows:

Name	Function	Principal Activities

Martin McDermott	Managing Director/Chief Executive	Company Director
Mark Filer	Executive Director	Company Director
James Fairrie	Managing Director/Sales and Marketing	Company Director
Nicolas Patch	Executive Director	Company Director
David Dupert	Non-Executive Chairman	Banker
William Farrell II	Non-Executive Deputy Chairman	Banker

John Beeson	Non-Executive Director	Banker
Jean-Christophe Schroeder	Company Director	Company Director

The company secretary of Wilmington Trust SP Services (London) Limited is Clifford Chance Secretaries (CCA) Limited.

Item 11. Executive Compensation

In accordance with the agreement (the “Corporate Services Agreement”) entered on 26 July 2000 between the Wilmington Trust SP Services (London) Limited, Holmes Holdings Limited, Holmes Financing (No. 1) PLC, Holmes Funding Limited, Holmes Trustees Limited, PECOH Limited, Abbey National plc and The Bank of New York, Wilmington Trust SP Services (London) Limited provides corporate services to, among others, Wilmington Trust SP Services (London) Limited provides the directors of Holmes Master Issuer and Holmes Funding Limited a registered and administrative office, the service of a company secretary, the arrangement of meetings of directors and shareholders and the procurement of book-keeping services and preparation of accounts. No other remuneration is paid by either Holmes Master Issuer to or in respect of any director or officer of Holmes Master Issuer for acting as such.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Holmes Master Issuer

All the shares Holmes Master Issuer’s outstanding share capital are beneficially owned by Holmes Holdings Limited.

Holmes Funding Limited

All the shares Holmes Funding Limited’s outstanding share capital are beneficially owned by Holmes Holdings Limited.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Holmes Master Issuer and Holmes Funding Limited, which are special purpose companies, are controlled by their respective boards of directors, which each consists of four directors. Three of the Holmes Master Issuer’s and Holmes Funding Limited’s four directors are provided by Wilmington Trust SP Services (London) Limited, the principal activity of which is providing directors and corporate management for special purpose companies. The fourth director of each of Holmes Master Issuer and Holmes Funding Limited is an employee of Abbey National plc. Holmes Master Issuer and Holmes Funding Limited pay a corporate services fee pursuant to a Corporate Services Agreement to Wilmington Trust SP Services (London) Limited in connection with its provision of corporate management services. The fees payable to these directors for providing their services are immaterial in the context of this Annual Report.

Abbey National plc, which is the sponsor of the Holmes Master Issuer programme, provides the services of (a) cash manager to Holmes Funding Limited, (b) cash manager to Holmes Master Issuer, (c) account bank to Holmes Funding Limited and (d) sterling account bank to Holmes Master Issuer. Abbey National Treasury Services plc (trading as Abbey Financial Markets), a wholly owned subsidiary of Abbey, serves as swap provider to Holmes Funding Limited and may act as an issuing entity swap provider in relation to a series and class (or sub-class) of issuing entity notes. In connection with the provision of these services,

Holmes Master Issuer plc and Holmes Funding Limited paid Abbey, $241,815 and $241,815, respectively, during the fiscal year ended December 31, 2007 (determined using an exchange rate of $2.058 = £1.00 as at December 31, 2007). Although David Green, who serves on the board of directors of Holmes Master Issuer and Holmes Funding Limited, is an employee of Abbey, Abbey does not own any share capital of Holmes Master Issuer or Holmes Funding Limited.

Item 14. Principal Accountant Fees and Services.

Omitted in accordance with General Instruction J to Form 10-K.

ADDITIONAL INFORMATION

Item 1112(b) of Regulation AB. Financial Information of Significant Obligors.

There are no significant obligors.

Item 1115(b)(2) of Regulation AB. Financial Information of Certain Entities Providing Derivative Instruments.

The information required by Item 1115(b)(2) of Regulation AB with respect to Credit Suisse Group, the issuer swap provider with respect to the Series 1 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of Credit Suisse Group and subsidiaries as of December 31, 2007 and December 31, 2006, and for each of the years in the three-year period ended December 31, 2007, which are included in the Annual Report on Form 20-F of Credit Suisse, which was filed with the Securities and Exchange Commission on March 20, 2008 (Securities and Exchange Commission File No. 001-15244).

The information required by Item 1115(b)(2) of Regulation AB with respect to UBS AG, the issuer swap provider with respect to the Series 2 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of UBS AG and subsidiaries as of December 31, 2007 and December 31, 2006, and for each of the years in the three-year period ended December 31, 2007, which are included in the Annual Report on Form 20-F of UBS AG, which was filed with the Securities and Exchange Commission on March 18, 2008 (Securities and Exchange Commission File No. 001-15060).

The information required by Item 1115(b)(2) of Regulation AB with respect to Deutsche Bank Aktiengesellschaft (“Deutsche Bank”), the issuer swap provider with respect to the Series 3 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of Deutsche Bank and subsidiaries as of December 31, 2007 and December 31, 2006, and for each of the years in the three-year period ended December 31, 2007, which are included in the Annual Report on Form 20-F of Deutsche Bank, which was filed with the Securities and Exchange Commission on March 26, 2008 (Securities and Exchange Commission File No. 001-15242).

The information required by Item 1115(b)(2) of Regulation AB with respect to HSBC USA, Inc., the issuer swap provider with respect to the Series 4 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of HSBC USA, Inc. and subsidiaries as of December 31, 2007 and December 31, 2006, and for each of the years in the three-year period ended December 31, 2007, which are included in the Annual Report on Form 10-K of HSBC USA, Inc., which was filed with the Securities and Exchange Commission on March 3, 2008 (Securities and Exchange Commission File No. 001-7436).

The information required by Item 1115(b)(2) of Regulation AB with respect to ML MBS Services Limited, the issuer swap provider with respect to the 2007-2 notes, is attached as Exhibit 99.1 hereto.

Item 1117 of Regulation AB. Legal Proceedings.

None.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Abbey is the sponsor of the Holmes Master Issuer programme. In addition, Abbey has several other roles in the programme. Abbey is the originator of the loans. Abbey is the only seller of loans to the mortgages trustee and is the servicer of all of the loans. Abbey also provides the services of (a) cash manager to the mortgages trustee and Funding, (b) issuing entity cash manager, (c) account bank to the mortgages trustee and Funding and (d) sterling account bank to the issuing entity. Abbey National Treasury Services plc (trading as Abbey Financial Markets), a wholly owned subsidiary of Abbey, is the Funding swap provider and may act as a Holmes Master Issuer’s swap provider in relation to a series and class (or sub-class) of the Holmes Master Issuer’s notes.

Except as described in the preceding paragraph, there are no other affiliations or relationships or related transactions involving the transaction parties under the Holmes Master Issuer programme.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

See Exhibits 33 and 34 to this Form 10-K.

Item 1123 of Regulation AB. Servicer Compliance Statement.

See Exhibit 35 to this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

Not Applicable.

(a) (2) Financial Statement Schedules

Not Applicable.

(a) (3) The required exhibits are as follows:

•

Exhibit 3.1: The Memorandum and Articles of Association of Holmes Master Issuer (Incorporated by reference to Exhibit 3.1.1 to the Registration Statement on Form S-3 (File No. 333 - 139944) filed on March 6, 2007.

•

Exhibit 3.2: The Memorandum and Articles of Association of Holmes Funding Limited (Incorporated by reference to Exhibit 3.1.2 to the Registration Statement on Form S-11 filed by Holmes Financing (No.1) PLC (File No. 333-12250) which became effective on July 24, 2000).

•	Exhibit 4: All instruments defining the rights of security holders as described in the Registration Statement on Form S-3 (File No. 333 - 139944) filed on March 6, 2007).
•	Exhibit 31: Rule 15d-14(d) Certification.
•	Exhibit 33: Report on assessment of compliance with servicing.
•	Exhibit 34: Attestation report of independent accountants.
•	Exhibit 35: Servicer compliance statement.
•	Exhibit 99.1: Information required by Item 1115(b)(2) of Regulation AB with respect to ML MBS Services Limited.
(b)	See sub-paragraph (a)(3) above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Abbey National plc, as servicer, has duly caused this report to be signed on behalf of Holmes Master Issuer plc by the undersigned, thereunto duly authorized.

HOLMES MASTER ISSUER PLC

By:	Abbey National plc, as Servicer

/s/ Chris Fielding
Name: Chris Fielding
Title: Head of Mortgage Backed Funding

Dated: March 31, 2008