Form 10-K
period 2008-12-31
Holmes Master Issuer
filed 2009-03-31
CIK 1394660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Item 9B. Other Information.

None.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance.

Holmes Master Issuer

The following sets out the names, ages, business addresses and business occupations of the directors of Holmes Master Issuer as of December 31, 2008. Each director has served as a director of the Holmes Master Issuer since its formation, except Mark Filer who has served since December 14, 2007.

Name	Business address	Business occupation	Age	Term of office

Martin McDermott	Fifth Floor 6 Broad Street Place London EC2M 7JH	Executive Director of Wilmington Trust SP Services (London) Limited	46	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Wilmington Trust SP Services (London) Limited	Fifth Floor 6 Broad Street Place London EC2M 7JH	Management of Special Purpose Companies	—	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Ruth Samson	Fifth Floor 6 Broad Street Place London EC2M 7JH	Solicitor	36	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
David Green	Abbey National House 2 Triton Square Regent’s Place London NW1 3AN	Finance Director, Banking Entities	53	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Mark Filer	Fifth Floor 6 Broad Street Place London EC2M 7JH	Executive Director of Wilmington Trusts Services (London) Limited	41	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

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

Holmes Master Issuer has no employees.

Holmes Funding Limited

The following table sets out the directors of Holmes Funding Limited and their respective business addresses and occupations as of December 31, 2008.

Name	Business address	Business occupation	Age	Term of office

Martin McDermott	Fifth Floor 6 Broad Street Place London EC2M 7JH	Executive Director of Wilmington Trust SP Services (London) Limited	46	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Wilmington Trust SP Services (London) Limited	Fifth Floor 6 Broad Street Place London EC2M 7JH	Management of Special Purpose Companies	—	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Ruth Samson	Fifth Floor 6 Broad Street Place London EC2M 7JH	Solicitor	36	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
David Green	Abbey National House 2 Triton Square Regent’s Place London NW1 3AN	Finance Director, Banking Entities	53	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Mark Filer	Fifth Floor 6 Broad Street Place London EC2M 7JH	Executive Director of Wilmington Trusts Services (London) Limited	41	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

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

The directors of Wilmington Trust SP Services (London) Limited and their principal activities as of December 31, 2008 are as follows:

Name	Function	Principal Activities

Martin McDermott	Managing Director/Chief Executive	Company Director
Mark Filer	Executive Director	Company Director
Nicolas Patch	Executive Director	Company Director
William Farrell II	Non-Executive Deputy Chairman	Banker
John Beeson	Non-Executive Director	Banker
Jean-Christophe Schroeder	Company Director	Company Director

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Holmes Master Issuer

All the shares of Holmes Master Issuer’s outstanding share capital are beneficially owned by Holmes Holdings Limited.

Holmes Funding Limited

All the shares of Holmes Funding Limited’s outstanding share capital are beneficially owned by Holmes Holdings Limited.

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

Abbey National plc, which is the sponsor of the Holmes Master Issuer programme, provides the services of (a) cash manager to Holmes Funding Limited, (b) cash manager to Holmes Master Issuer, (c) account bank to Holmes Funding Limited and (d) sterling account bank to Holmes Master Issuer. Abbey National Treasury Services plc (trading as Abbey Financial Markets), a wholly owned subsidiary of Abbey, serves as swap provider to Holmes Funding Limited and may act as an issuing entity swap provider in relation to a series and class (or sub-class) of issuing entity notes. In connection with the provision of these services, Holmes Master Issuer plc and Holmes Funding Limited paid Abbey, $171,256.25 and $171,256.25, respectively, during the fiscal year ended December 31, 2008 (determined using an exchange rate of $1.4575 = £1.00 as at December 31, 2008). Although David Green, who serves on the board of directors of Holmes Master Issuer and Holmes Funding Limited, is an employee of Abbey, Abbey does not own any share capital of Holmes Master Issuer or Holmes Funding Limited.

Item 14. Principal Accountant Fees and Services.

Omitted in accordance with General Instruction J to Form 10-K.

ADDITIONAL INFORMATION

Item 1112(b) of Regulation AB. Financial Information of Significant Obligors.

There are no significant obligors.

Item 1115(b)(2) of Regulation AB. Financial Information of Certain Entities Providing Derivative Instruments.

The information required by Item 1115(b)(2) of Regulation AB with respect to Credit Suisse Group, the issuer swap provider with respect to the Series 1 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of Credit Suisse Group and subsidiaries as of December 31, 2008 and December 31, 2007, and for each of the years in the three-year period ended December 31, 2008, which are included in the Annual Report on Form 20-F of Credit Suisse, which was filed with the Securities and Exchange Commission on March 24, 2009 (Securities and Exchange Commission File No. 001-15244).

The information required by Item 1115(b)(2) of Regulation AB with respect to UBS AG, the issuer swap provider with respect to the Series 2 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of UBS AG and subsidiaries as of December 31, 2008 and December 31, 2007, and for each of the years in the three-year period ended December 31, 2008, which are included in the Annual Report on Form 20-F of UBS AG, which was filed with the Securities and Exchange Commission on March 11, 2009 (Securities and Exchange Commission File No. 001-15060).

The information required by Item 1115(b)(2) of Regulation AB with respect to Deutsche Bank Aktiengesellschaft (“Deutsche Bank”), the issuer swap provider with respect to the Series 3 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of Deutsche Bank and subsidiaries as of December 31, 2008 and December 31, 2007, and for each of the years in the three-year period ended December 31, 2008, which are included in the Annual Report on Form 20-F of Deutsche Bank, which was filed with the Securities and Exchange Commission on March 24, 2009 (Securities and Exchange Commission File No. 001-15242).

The information required by Item 1115(b)(2) of Regulation AB with respect to HSBC USA Inc., the issuer swap provider with respect to the Series 4 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of HSBC USA, Inc. and subsidiaries as of December 31, 2008 and December 31, 2007, and for each of the years in the three-year period ended December 31, 2008, which are included in the Annual Report on Form 10-K of HSBC USA Inc., which was filed with the Securities and Exchange Commission on March 2, 2009 (Securities and Exchange Commission File No. 001-7436).

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

See Exhibits 33 and 34 to this Form 10-K.

Abbey National plc (the “Servicer”) has complied, in all material respects, with the Applicable Servicing Criteria, except for certain instances of noncompliance described below:

1122(d)(3)(i)(B), 1122(d)(3)(i)(D), 1122(d)(4)(iv) and 1122(d)(4)(v)- As reported in Holmes Master Issuer plc’s Form 10-D for the period 9 January 2009 to 9 February 2009 (the “February 10-D”) filed on 9 March 2009, the Servicer began work during February 2009 to review the approach to integrate re-valuation data into the reporting of indexed loan-to-values in the Servicer’s mortgage-backed securities reporting. It was discovered that due to steps omitted in generating monthly investor reports, indexed property values used in the August report were not indexed further in subsequent reporting. As a result, the indexed loan-to-value figures detailed in original reports from September 2008 through to December 2008 were incorrect. These figures were corrected in the February 10-D.

The value of transaction postings to Holmes Funding were incorrectly calculated in August 2008. Amounts that should have been treated as repayments of the principal balance owed were instead treated as-if interest income. As Holmes Funding was fully funded in October 2008, there was no need to pass this cash into Holmes Funding. The funds have been retained within Holmes Funding. The error was detected in February 2009 during the same review noted above. Journal postings have been undertaken to correct statements of principal, interest, and obligor’s unpaid principal balance in the investor report to be filed in April 2009. Checks and controls have been implemented to prevent a recurrence of this error.

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

•	Exhibit 4: All instruments defining the rights of security holders as described in the Registration Statement on Form S-3 (File No. 333 - 139944) filed on March 6, 2007).
•	Exhibit 31: Rule 15d-14(d) Certification.
•	Exhibit 33: Abbey National Plc: Annual Compliance Certificate.
•	Exhibit 34: Report of Independent Registered Public Accounting Firm.
•	Exhibit 35: Servicer Compliance Statement.
•	Exhibit 99.1: Information required by Item 1115(b)(2) of Regulation AB with respect to ML MBS Services Limited.
(b)	See sub-paragraph (a)(3) above.

(c)	Not applicable.

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

Dated: March 31, 2009