Form 10-K
period 2009-12-31
Holmes Master Issuer
filed 2010-03-31
CIK 1394660

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from __________ to _________

Commission file number 333-139944

HOLMES MASTER ISSUER PLC	HOLMES FUNDING LIMITED	SANTANDER UK PLC
(Exact name of issuing entity as specified in its charter)	(Exact name of depositary as specified in its charter)	(Exact name of sponsor as specified in its charter)

United Kingdom	United Kingdom	United Kingdom
(Jurisdiction of Incorporation or Organization)

2 Triton Square Regent’s Place London NW1 3AN United Kingdom (011-44-20) 7756 6302/5	2 Triton Square Regent’s Place London NW1 3AN United Kingdom (011-44-20) 7756 6302/5	2 Triton Square Regent’s Place London NW1 3AN United Kingdom (011-44-20) 7756 6302/5
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
☐

Not applicable.

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

Item 9B.  Other Information.

None.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Holmes Master Issuer

The following sets out the names, ages, business addresses and business occupations of the directors of Holmes Master Issuer as of December 31, 2009.  Each director has served as a director of the Holmes Master Issuer since its formation, except Mark Filer who has served since December 14, 2007.  Sunil Masson has served as an alternate director to Ruth Samson since November 5, 2007.

Name	Business address	Business occupation	Age	Term of office

Martin McDermott	Fifth Floor 6 Broad Street Place London EC2M 7JH	Executive Director of Wilmington Trust SP Services (London) Limited	47	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Wilmington Trust SP Services (London) Limited	Fifth Floor 6 Broad Street Place London EC2M 7JH	Management of Special Purpose Companies	—	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Ruth Samson	Fifth Floor 6 Broad Street Place London EC2M 7JH	Solicitor	37	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
David Green	2 Triton Square Regent’s Place London NW1 3AN	Finance Director, Banking	54	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Mark Filer	Fifth Floor 6 Broad Street Place London EC2M 7JH	Executive Director of Wilmington Trust SP Services (London) Limited	42	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

Santander UK plc, the sponsor of the Holmes Master Issuer programme, has caused David Green, an employee of Santander UK plc, to be a director of Holmes Master Issuer plc. David Green does not receive any compensation for acting as director.

The directors’ (other than David Green’s) principal activities include the provision of directors and corporate management services to structured finance transactions employees of Wilmington Trust SP Services (London) Limited.

The company secretary of Holmes Master Issuer is:

Abbey National Nominees Limited
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

Holmes Master Issuer has no employees.

Holmes Funding Limited

The following table sets out the directors of Holmes Funding Limited and their respective business addresses and occupations as of December 31, 2009.  Sunil Masson has served as an alternate director to Ruth Samson since November 5, 2007.

Name	Business address	Business occupation	Age	Term of office

Martin McDermott	Fifth Floor 6 Broad Street Place London EC2M 7JH	Executive Director of Wilmington Trust SP Services (London) Limited	47	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Wilmington Trust SP Services (London) Limited	Fifth Floor 6 Broad Street Place London EC2M 7JH	Management of Special Purpose Companies	—	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Ruth Samson	Fifth Floor 6 Broad Street Place London EC2M 7JH	Solicitor	37	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
David Green	2 Triton Square Regent’s Place London NW1 3AN	Finance Director, Banking	54	Indefinite, subject to resignation or disqualification under the Companies Act of 1985
Mark Filer	Fifth Floor 6 Broad Street Place London EC2M 7JH	Executive Director of Wilmington Trust SP Services (London) Limited	42	Indefinite, subject to resignation or disqualification under the Companies Act of 1985

David Green is an employee of Santander UK plc. There are no other potential conflicts between any duties owed to Holmes Funding Limited by the persons referred to above and their private interests and or other duties.

The company secretary of Holmes Funding Limited is:

Abbey National Nominees Limited
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

The directors of Wilmington Trust SP Services (London) Limited and their principal activities as of December 31, 2009 are as follows:

Name	Function	Principal Activities

Martin McDermott	Executive Director	Company Director
Mark Filer	Executive Director	Company Director
Nicolas Patch	Executive Director	Company Director
William Farrell II	Non-Executive Deputy Chairman	Banker
John Beeson	Non-Executive Director	Banker
Jean-Christophe Schroeder	Managing Director	Company Director

The company secretary of Wilmington Trust SP Services (London) Limited is Wilmington Trust (UK) Limited.

Item 11.  Executive Compensation

In accordance with the agreement (the “Corporate Services Agreement”) entered on 26 July 2000 between the Wilmington Trust SP Services (London) Limited, Holmes Holdings Limited, Holmes Financing (No. 1) PLC, Holmes Funding Limited, Holmes Trustees Limited, PECOH Limited, Abbey National plc (now Santander UK plc) and The Bank of New York, Wilmington Trust SP Services (London) Limited provides corporate services to, among others, Wilmington Trust SP Services (London) Limited provides the directors of Holmes Master Issuer and Holmes Funding Limited a registered and administrative office, the service of a company secretary, the arrangement of meetings of directors and shareholders and the procurement of book-keeping services and preparation of accounts. No other remuneration is paid by either Holmes Master Issuer to or in respect of any director or officer of Holmes Master Issuer for acting as such.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Holmes Master Issuer plc and Holmes Funding Limited, which are special purpose companies, are controlled by their respective boards of directors, which each consists of five directors and an alternate director. Four of the directors and the alternate director for Holmes Master Issuer plc and Holmes Funding Limited are provided by Wilmington Trust SP Services (London) Limited, the principal activity of which is providing directors and corporate management for special purpose companies. The fifth director of each of Holmes Master Issuer and Holmes Funding Limited is an employee of Santander UK plc. Holmes Master Issuer and Holmes Funding Limited pay a corporate services fee pursuant to a Corporate Services Agreement to Wilmington Trust SP Services (London) Limited in connection with its provision of corporate management services. The fees payable to these directors for providing their services are immaterial in the context of this Annual Report.

Santander UK plc, which is the sponsor of the Holmes Master Issuer programme, provides the services of (a) cash manager to Holmes Funding Limited, (b) cash manager to Holmes Master Issuer plc, (c) account bank to Holmes Funding Limited and (d) sterling account bank to Holmes Master Issuer plc. Abbey National Treasury Services plc (trading as Santander Global Banking & Markets), a wholly owned subsidiary of Santander UK plc, serves as swap provider to Holmes Funding Limited and may act as an issuing entity swap provider in relation to a series and class (or sub-class) of issuing entity notes.  In connection with the provision of these services, Holmes Master Issuer plc and Holmes Funding Limited paid Santander UK plc, $202,500  and $202,500, respectively, during the fiscal year ended December 31, 2009 (determined using an exchange rate of $1.62 = £1.00 as at December 31, 2009).  Although David Green, who serves on the board of directors of Holmes Master Issuer and Holmes Funding Limited, is an employee of Santander UK plc, Santander UK plc does not own any share capital of Holmes Master Issuer or Holmes Funding Limited.

Item 14.  Principal Accountant Fees and Services.

Omitted in accordance with General Instruction J to Form 10-K.

ADDITIONAL INFORMATION

Item 1112(b) of Regulation AB.  Financial Information of Significant Obligors.

There are no significant obligors.

Item 1115(b)(2) of Regulation AB.  Financial Information of Certain Entities Providing Derivative Instruments.

The information required by Item 1115(b)(2) of Regulation AB with respect to Credit Suisse Group, the issuer swap provider with respect to the Series 1 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of Credit Suisse Group and subsidiaries as of December 31, 2009 and December 31, 2008, and for each of the years in the three-year period ended December 31, 2008, which are included in the Annual Report on Form 20-F of Credit Suisse, which was filed with the Securities and Exchange Commission on March 26, 2010 (Securities and Exchange Commission File No. 001-15244).

The information required by Item 1115(b)(2) of Regulation AB with respect to UBS AG, the issuer swap provider with respect to the Series 2 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of UBS AG and subsidiaries as of December 31, 2009 and December 31, 2008, and for each of the years in the three-year period ended December 31, 2009, which are included in the Annual Report on Form 20-F of UBS AG, which was filed with the Securities and Exchange Commission on March 15, 2009 (Securities and Exchange Commission File No. 001-15060).

The information required by Item 1115(b)(2) of Regulation AB with respect to Deutsche Bank Aktiengesellschaft (“Deutsche Bank”), the issuer swap provider with respect to the Series 3 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of Deutsche Bank and subsidiaries as of December 31, 2009 and December 31, 2008, and for each of the years in the three-year period ended December 31, 2009, which are included in the Annual Report on Form 20-F of Deutsche Bank, which was filed with the Securities and Exchange Commission on March 16, 2009 (Securities and Exchange Commission File No. 001-15242).

The information required by Item 1115(b)(2) of Regulation AB with respect to HSBC USA Inc., the issuer swap provider with respect to the Series 4 2007-1 notes, is incorporated herein by reference to the consolidated financial statements of HSBC USA, Inc. and subsidiaries as of December 31, 2009 and December 31, 2008, and for each of the years in the three-year period ended December 31, 2009, which are included in the Annual Report on Form 10-K of HSBC USA Inc., which was filed with the Securities and Exchange Commission on March 1, 2010 (Securities and Exchange Commission File No. 001-7436).

The information required by Item 1115(b)(2) of Regulation AB with respect to ML MBS Services Limited, the issuer swap provider with respect to the 2007-2 notes, is attached as Exhibit 99.1 hereto.

Item 1117 of Regulation AB.  Legal Proceedings.

None.

Item 1119 of Regulation AB.  Affiliations and Certain Relationships and Related Transactions.

Santander UK plc is the sponsor of the Holmes Master Issuer programme. In addition, Santander UK plc has several other roles in the programme. Santander UK plc is the originator of the loans. Santander UK plc is the only seller of loans to the mortgages trustee and is the servicer of all of the loans. Santander UK plc also provides the services of (a) cash manager to the mortgages trustee and Funding, (b) issuing entity cash manager, (c) account bank to the mortgages trustee and Funding and (d) sterling account bank to the issuing entity. Abbey National Treasury Services plc (trading as Santander Global Banking & Markets), a wholly owned subsidiary of Santander UK plc, is the Funding swap provider and may act as a Holmes Master Issuer’s swap provider in relation to a series and class (or sub-class) of the Holmes Master Issuer’s notes.

Except as described in the preceding paragraph, there are no other affiliations or relationships or related transactions involving the transaction parties under the Holmes Master Issuer programme.

Item 1122 of Regulation AB.   Compliance with Applicable Servicing Criteria.

See Exhibits 33 and 34 to this Form 10-K.

Santander UK plc (the “Servicer”) has complied, in all material respects, with the Applicable Servicing Criteria, except for certain instances of noncompliance described below:

1122(d)(3)(i)(B), 1122(d)(3)(i)(D), 1122(d)(4)(iv) and 1122(d)(4)(v)-  As reported in Holmes Master Issuer plc’s Form 10-D for the period 9 January 2009 to 9 February 2009 (the “February 10-D”) filed on 9 March 2009, the Servicer began work during February 2009 to review the approach to integrate re-valuation data into the reporting of indexed loan-to-values in the Servicer’s mortgage-backed securities reporting. It was discovered that due to steps omitted in generating monthly investor reports, indexed property values used in the August 2008 report were not indexed further in subsequent reporting. As a result, the indexed loan-to-value figures detailed in original reports from September 2008 through to January 2009 were incorrect.  These figures were corrected in the February 2009 10-D.

The value of transaction postings to Holmes Funding Limited were incorrectly calculated in August 2008.  Amounts that should have been treated as repayments of the principal balance owed were instead treated as-if interest income.  As Holmes Funding Limited was fully funded in October 2008, there was no need to pass this cash into Holmes Funding Limited.  The funds have been retained within Holmes Funding Limited.  The error was detected in February 2009 during the same review noted above.  Journal postings have been undertaken to correct statements of principal, interest, and obligor’s unpaid principal balance in the investor report filed in April 2009 and all investor reports filed thereafter.  Checks and controls have been implemented to prevent a recurrence of this error.

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

•	Exhibit 4: All instruments defining the rights of security holders as described in the Registration Statement on Form S-3 (File No. 333 - 139944) filed on March 6, 2007).

•	Exhibit 31: Rule 15d-14(d) Certification.

•	Exhibit 33: Santander UK plc: Annual Compliance Certificate.

•	Exhibit 34: Report of Independent Registered Public Accounting Firm.

•	Exhibit 35: Servicer Compliance Statement.

•	Exhibit 99.1: Information required by Item 1115(b)(2) of Regulation AB with respect to ML MBS Services Limited.

            (b)   See sub-paragraph (a)(3) above.

            (c)   Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Santander UK plc, as servicer, has duly caused this report to be signed on behalf of Holmes Master Issuer plc by the undersigned, thereunto duly authorized.

HOLMES MASTER ISSUER PLC

By:   Santander UK plc, as Servicer

     /s/ Tom Ranger
Name: Tom Ranger
Title: Head of Mortgage Backed Funding

Dated:  March 31, 2010